Form 10QSB
period 2000-09-30
KJMC ACQUISITION CORP
filed 2000-11-14
CIK 1123523

9

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-31607

                  KJMC ACQUISITION CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          87-0656948
 (State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

     8 East Broadway, Suite 620, Salt Lake City, Utah 84111
             (Address of principal executive offices)

                          801-532-7858
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of November 10, 2000:   1,000,000
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited  Condensed  Balance   Sheet   -       3
          September 30, 2000

          Unaudited    Condensed    Statement    of       4
          Operations  for  the Three  Months  Ended
          September  30,  2000 and  June  12,  2000
          (period  of inception) through  September
          30, 2000

          Unaudited  Condensed  Statement  of  Cash       5
          Flows   for   the  Three   Months   Ended
          September  30,  2000 and  June  12,  2000
          (period  of inception) through  September
          30, 2000

          Notes  to  Unaudited Condensed  Financial        6
          Statements

          Management's Plan of Operation                   9

PART II.  Other Information                               10

          Signatures                                      10

                 PART I.  FINANCIAL INFORMATION

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]

                     CONDENSED BALANCE SHEET
                           [Unaudited]


                             ASSETS


                                        September 30,   June 30,
                                             2000         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $    3,354   $    4,000
                                         ___________  ___________
        Total Current Assets                   3,354        4,000
                                         ___________  ___________
                                          $    3,354   $    4,000
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      800   $        -
                                         ___________  ___________
        Total Current Liabilities                800            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                                 1,000        1,000
  Capital in excess of par value               3,000        3,000
  Deficit accumulated during the
    development stage                        (1,446)            -
                                         ___________  ___________
        Total Stockholders' Equity             2,554        4,000
                                         ___________  ___________
                                          $    3,354   $    4,000
                                        ____________ ____________

The balance sheet of June 30, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]


                CONDENSED STATEMENT OF OPERATIONS

                           [Unaudited]

                                                           From Inception
                                          For the Three      on June 12,
                                           Months Ended     2000 Through
                                          September 30,     September 30,
                                               2000             2000
                                           ___________       ___________

REVENUE                                     $       -         $       -

EXPENSES:
  General and Administrative                    1,446             1,446
                                           ___________       ___________
LOSS BEFORE INCOME TAXES                       (1,446)           (1,446)

CURRENT TAX EXPENSE                                 -                 -

DEFERRED TAX EXPENSE                                -                 -
                                           ____________      ____________

NET LOSS                                    $  (1,446)        $   (1,446)
                                           ____________      ____________

LOSS PER COMMON SHARE                       $    (.00)        $    (.00)
                                           ___________       ____________

The accompanying notes are an integral part of these unaudited financial statements.

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]

                CONDENSED STATEMENT OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                           [Unaudited]
                                                              From Inception
                                          For the Three       on June 12,
                                           Months Ended       2000 Through
                                          September 30,       September 30,
                                               2000               2000
                                             _______________________________
Cash Flows Provided by Operating Activities:
Net loss                                      $ (1,446)         $ (1,446)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in assets and liabilities                 -                  -
    Increase in accounts payable                  800                800
                                             ______________________________
Net Cash Provided (Used) by
Operating Activities                             (646)              (646)
                                             ______________________________
Cash Flows Provided by Investing Activities         -                  -
                                             ______________________________
  Net Cash Provided by Investing Activities         -                  -
                                             ______________________________
Cash Flows Provided by Financing Activities:

Proceeds from issuance of common stock              -              4,000
                                             ______________________________

Net Cash Provided by Financing Activities           -              4,000
                                             ______________________________
Net Increase (Decrease) in Cash                 (646)              3,354

Cash at Beginning of Period                     4,000                  -
                                             ______________________________
Cash at End of Period                        $  3,354           $  3,354
                                             ______________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
Interest                                     $       -          $      -
   Income taxes                              $       -          $      -

Supplemental Schedule of Non-cash Investing and Financing
Activities:

  For the period ended September 30, 2000:
     None.


The accompanying notes are an integral part of these unaudited financial statements.

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSEDFINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - KJMC Acquisition Corporation (the Company) was organized under the laws of the State of Nevada on June 12, 2000. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the period then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

  Common  Stock  -  During  June  2000,  in  connection  with   its
  organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $4,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2000, an operating loss carryforward of approximately $1,450, which may be applied against future taxable income and which expires in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $500 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The change in the valuation allowance for the three months ended September 30, 2000 is approximately $500.


NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of September 30, 2000, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

                  KJMC ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:


                                                           From Inception
                                          For the Three    on June 12,
                                          Months Ended     2000 Through
                                          September 30,    September 30,
                                              2000             2000
                                             ______________________

    Loss from continuing operations
    available to common shareholders
     (numerator)                          $    (1,446)   $  (1,446)
                                             ______________________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                           1,000,000   1,000,000
                                             ______________________

  Dilutive earnings (loss) per common share was not presented as the Company had no common stock equivalents shares for all periods presented.

                 MANAGEMENT'S PLAN OF OPERATION


Three Months Ended September 30, 2000

The Company had no revenue from continuing operations for the three-month period that ended September 30, 2000.

The Company had general and administrative expenses of $1,446 for the  three-month  period  that ended September  30,  2000,  which
consisted   of  general  corporate  administration,   legal   and
professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,446 for the three months ended September 30, 2000.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $3,274.

Management believes that the Company has sufficient cash to meet its operational needs for the next twelve months. However, there can be no assurances to that effect, as the Company has no operations creating significant revenues, and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                         PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period that ended September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KJMC ACQUISITION CORPORATION


                                   By:/s/Mark E. Lehman
Date: November 14, 2000                  Mark E. Lehman
                                         President, Secretary & Treasurer